Form 10-K
period 2009-12-31
Chrysler Financial Auto Securitization Trust 2009-B
filed 2010-03-23
CIK 1476991

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended: December 31, 2009
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission File Number of issuing entity: 333-138140-06
Commission File Number of depositor: 333-138140
Chrysler Financial Auto Securitization Trust 2009-B

(Exact name of issuing entity as specified in its charter)
Chrysler Financial Services Americas LLC

(Exact name of depositor and sponsor as specified in its charter)

Delaware	26-6584752

(State or Other Jurisdiction of Incorporation of issuing entity)	(I.R.S. Employer Identification No. of issuing entity)

c/o BNY Mellon Trust of Delaware
100 White Clay Center, Route 273
Newark, Delaware	19711

(Address of Principal Executive Offices of issuing entity)	(Zip Code)
(302) 283-8905

(Telephone number, including area code, of issuing entity)
Securities registered pursuant to Section 12(b) of the Act: None
Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
☐ Yes     ☑ No
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
☐ Yes     ☑ No
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☑ Yes     ☐ No
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes  ☐      No ☑ (The registrant is not currently required to submit such files)
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this form 10-K or any amendment to this Form 10-K. ☑
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or-non-accelerated filer. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check One):
Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐ Yes     ☑ No
State the aggregate market value of the voting and non-voting common equity held by nonaffiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked prices of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter.
REGISTRANT HAS NO VOTING OR NON-VOTING COMMON EQUITY OUTSTANDING HELD BY NON-AFFILIATES.

PART I
Item 1. Business
Item 1A. Risk Factors
Item 2. Properties
Item 3. Legal Proceedings
Item 4. Submission of Matters to a Vote of Security Holders
Item 1B. Unresolved Staff Comments
PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Item 6. Selected Financial Data
Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Item 7A. Quantitative and Qualitative Disclosures About Market Risk
Item 8. Financial Statements and Supplementary Data
Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
Item 9A. Controls and Procedures
Item 9A(T). Controls and Procedures
Item 9B. Other Information
PART III
Item 10. Directors, Executive Officers and Corporate Governance
Item 11. Executive Compensation
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Item 13. Certain Relationships and Related Transactions, and Director Independence
Item 14. Principal Accountant Fees and Services
Item 1112(b) of Regulation AB. Significant Obligors of Pool Assets — Financial Information.
Item 1114(b)(2) of Regulation AB. Credit Enhancement and Other Support, except for Certain Derivatives Instruments — Financial Information Regarding Significant Enhancement Providers.
Item 1115(b) of Regulation AB. Certain Derivatives Instruments — Financial Information.
Item 1117 of Regulation AB. Legal Proceedings.
Item 1119 of Regulation AB. Affiliations and Certain Relationships and Related Transactions.
Item 1122 of Regulation AB. Compliance with Applicable Servicing Criteria.
Item 1123 of Regulation AB. Servicing Compliance Statement.
PART IV
Item 15. Exhibits and Financial Statement Schedules.
SIGNATURES
EXHIBIT INDEX
EX-31.1: CERTIFICATION
EX-33.1: REPORT ON ASSESSMENT OF COMPLIANCE
EX-33.2: REPORT ON ASSESSMENT OF COMPLIANCE
EX-34.1: ATTESTATION REPORT OF KPMG LLP
EX-34.2: ATTESTATION REPORT OF KPMG LLP
EX-35.1: SERVICER COMPLIANCE STATEMENT

PART I
The following Items have been omitted in accordance with General Instruction J(1) to Form 10-K:

Item 1.	Business

Item 1A.	Risk Factors

Item 2.	Properties

Item 3.	Legal Proceedings

Item 4.	Submission of Matters to a Vote of Security Holders

Item 1B.	Unresolved Staff Comments.
     Nothing to report.
PART II
The following Items have been omitted in accordance with General Instruction J(1) to Form 10-K:

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Item 6.	Selected Financial Data

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

Item 8.	Financial Statements and Supplementary Data

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Item 9A.	Controls and Procedures

Item 9A(T).	Controls and Procedures.
     Not applicable

Item 9B.	Other Information.
     Nothing to report.
PART III
The following Items have been omitted in accordance with General Instruction J(1) to Form 10-K:

Item 10.	Directors, Executive Officers and Corporate Governance.

Item 11.	Executive Compensation.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Item 13.	Certain Relationships and Related Transactions, and Director Independence

Item 14.	Principal Accountant Fees and Services

PURSUANT TO GENERAL INSTRUCTION J(2) THE FOLLOWING SUBSTITUTE INFORMATION IS BEING PROVIDED IN THIS REPORT ON FORM 10-K:
Item 1112(b) of Regulation AB. Significant Obligors of Pool Assets — Financial Information.
     Nothing to report.
Item 1114(b)(2) of Regulation AB. Credit Enhancement and Other Support, except for Certain Derivatives Instruments — Financial Information Regarding Significant Enhancement Providers.
     Nothing to report.
Item 1115(b) of Regulation AB. Certain Derivatives Instruments — Financial Information.
     Nothing to report.
Item 1117 of Regulation AB. Legal Proceedings.
     Nothing to report.
Item 1119 of Regulation AB. Affiliations and Certain Relationships and Related Transactions.
     Information required by Item 1119 of Regulation AB has been omitted from this report on Form 10-K in reliance on the Instruction to Item 1119.
Item 1122 of Regulation AB. Compliance with Applicable Servicing Criteria.
     Each of Chrysler Financial Services Americas LLC (“Chrysler Financial”) and Wells Fargo Bank, National Association (“Wells Fargo,” together with Chrysler Financial, each, a “Servicing Participant”) has been identified by the registrant as a party participating in the servicing function during the reporting period with respect to the pool assets held by the issuing entity. Each Servicing Participant has completed a report on an assessment of compliance with the servicing criteria applicable to such Servicing Participant (each, a “Report on Assessment”) as of December 31, 2009 and for the reporting period, which Reports on Assessment are attached as Exhibits 33.1 and 34.1 to this report on Form 10-K. In addition, each Servicing Participant has provided an attestation report (each, an “Attestation Report”) by a registered independent public accounting firm on its Report on Assessment. The Attestation Reports are attached as Exhibits 33.2 and 34.2 to this report on Form 10-K.
     The Report on Assessment and the Attestation Report for Chrysler Financial has identified several material instances of noncompliance with the servicing criteria described in such Report on Assessment as being applicable to Chrysler Financial. Those material instances of noncompliance are as follows:
•	With respect to servicing criterion 1122(d)(2)(vii)(B), certain reconciliations were not prepared within 30 calendar days of the bank statement cut-off date.

•	With respect to servicing criterion 1122(d)(4)(vi), certain changes to the terms of obligors’ pool assets were not made and approved in accordance with Chrysler Financial’s policies and procedures as required by the transaction agreements.
     Neither the Report on Assessment nor the Attestation Report for Wells Fargo has identified any material instances of noncompliance with the servicing criteria described in such Report on Assessment as being applicable to Wells Fargo.

Item 1123 of Regulation AB. Servicing Compliance Statement.
     The information required by this item is attached as Exhibit 35.1.
PART IV
Item 15. Exhibits and Financial Statement Schedules.
(a)	The following documents are filed as part of this report
(1)	Not applicable.

(2)	Not applicable.

(3)	See Item 15(b) below.
(b)	Exhibits Required by Item 601 of Regulation S-K

Exhibit
Number	Description
3.1	Articles of Organization of Chrysler Financial Services Americas LLC (“Chrysler Financial”) (included in Exhibit 3.1 to the Registration Statement on Form S-3, No. 333-138140, as filed with the Securities and Exchange Commission (the “Commission”) on October 23, 2006, which is incorporated herein by reference).

3.1.1	Certificate of Amendment to Articles of Organization of Chrysler Financial (included in Exhibit 3.1 to Chrysler Financial’s Form 8-K, as filed with the Commission on October 15, 2008, which is incorporated herein by reference).

3.2	Fourth Amended and Restated Limited Liability Company Operating Agreement of Chrysler Financial and Amendment Number One thereto (included in Exhibit 3.2 to Chrysler Financial’s Form 8-K, as filed with the Commission on January 21, 2009, which is incorporated herein by reference).

4.1	Indenture, dated as of November 24, 2009, between Chrysler Financial Auto Securitization Trust 2009-B (the “Trust”) and Wells Fargo Bank, National Association (“Wells Fargo”), as indenture trustee (the “Indenture Trustee”) (included in Exhibit 4.1 to the Trust’s Form 8-K, as filed with the Commission on November 24, 2009, which is incorporated herein by reference).

4.2	Second Amended and Restated Trust Agreement, dated as of November 24, 2009, between Chrysler Financial and BNY Mellon Trust of Delaware, as owner trustee (included in Exhibit 4.2 to the Trust’s Form 8-K, as filed with the Commission on November 24, 2009, which is incorporated herein by reference).

10.1	Sale and Servicing Agreement, dated as of November 24, 2009, among Chrysler Financial, as servicer, the Trust and Wells Fargo, as backup servicer (included in Exhibit 10.1 to the Trust’s Form 8-K, as filed with the Commission on November 24, 2009, which is incorporated herein by reference).

31.1	Certification of Chrysler Financial pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

33.1	Report on Assessment of Compliance with Servicing Criteria for Chrysler Financial.

33.2	Report on Assessment of Compliance with Servicing Criteria for Wells Fargo.

34.1	Attestation Report of KPMG LLP on Assessment of Compliance with Servicing Criteria relating to Chrysler Financial.

34.2	Attestation Report of KPMG LLP on Assessment of Compliance with Servicing Criteria relating to Wells Fargo.

Exhibit
Number	Description
35.1	Servicer Compliance Statement of Chrysler Financial.

99.1	Administration Agreement, dated as of November 24, 2009, among Chrysler Financial, the Indenture Trustee and the Trust (included in Exhibit 99.1 to the Trust’s Form 8-K, as filed with the Commission on November 24, 2009, which is incorporated herein by reference).

99.2	Purchase Agreement, dated as of November 24, 2009, between Chrysler Financial and Chrysler Residual Holdco LLC (included in Exhibit 99.2 to the Trust’s Form 8-K, as filed with the Commission on November 24, 2009, which is incorporated herein by reference).
(c)	Not applicable.
SUPPLEMENTAL INFORMATION TO BE FURNISHED
WITH REPORTS FILED PURSUANT TO SECTION 15(d) OF
THE ACT BY REGISTRANTS WHICH HAVE NOT REGISTERED
SECURITIES PURSUANT TO SECTION 12 OF THE ACT.
No annual report to security holders, proxy statement, form of proxy or other proxy soliciting material has been sent to any security holders or is anticipated to be furnished to security holders subsequent to the filing of this annual report on Form 10-K.

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Chrysler Financial Auto Securitization Trust 2009-B (Issuing entity)
By:	Chrysler Financial Services Americas LLC
(Servicer)

By:	/s/ L.F. Guindi
L.F. Guindi
Vice President and Treasurer (senior officer of Servicer in charge of servicing function)

Dated: March 23, 2010

EXHIBIT INDEX

Exhibit
Number	Description
3.1	Articles of Organization of Chrysler Financial Services Americas LLC (“Chrysler Financial”) (included in Exhibit 3.1 to the Registration Statement on Form S-3, No. 333-138140, as filed with the Securities and Exchange Commission (the “Commission”) on October 23, 2006, which is incorporated herein by reference).

3.1.1	Certificate of Amendment to Articles of Organization of Chrysler Financial (included in Exhibit 3.1 to Chrysler Financial’s Form 8-K, as filed with the Commission on October 15, 2008, which is incorporated herein by reference).

3.2	Fourth Amended and Restated Limited Liability Company Operating Agreement of Chrysler Financial and Amendment Number One thereto (included in Exhibit 3.2 to Chrysler Financial’s Form 8-K, as filed with the Commission on January 21, 2009, which is incorporated herein by reference).

4.1	Indenture, dated as of November 24, 2009, between Chrysler Financial Auto Securitization Trust 2009-B (the “Trust”) and Wells Fargo Trust Company Americas (“Wells Fargo”), as indenture trustee (the “Indenture Trustee”) (included in Exhibit 4.1 to the Trust’s Form 8-K, as filed with the Commission on November 24, 2009, which is incorporated herein by reference).

4.2	Second Amended and Restated Trust Agreement, dated as of November 24, 2009, between Chrysler Financial and BNY Mellon Trust of Delaware, as owner trustee (included in Exhibit 4.2 to the Trust’s Form 8-K, as filed with the Commission on November 24, 2009, which is incorporated herein by reference).

10.1	Sale and Servicing Agreement, dated as of November 24, 2009, among Chrysler Financial, as servicer, the Trust and Wells Fargo, as backup servicer (included in Exhibit 10.1 to the Trust’s Form 8-K, as filed with the Commission on November 24, 2009, which is incorporated herein by reference).

31.1	Certification of Chrysler Financial pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

33.1	Report on Assessment of Compliance with Servicing Criteria for Chrysler Financial.

33.2	Report on Assessment of Compliance with Servicing Criteria for Wells Fargo.

34.1	Attestation Report of KPMG LLP on Assessment of Compliance with Servicing Criteria relating to Chrysler Financial.

34.2	Attestation Report of KPMG LLP on Assessment of Compliance with Servicing Criteria relating to Wells Fargo.

35.1	Servicer Compliance Statement of Chrysler Financial.

99.1	Administration Agreement, dated as of November 24, 2009, among Chrysler Financial, the Indenture Trustee and the Trust (included in Exhibit 99.1 to the Trust’s Form 8-K, as filed with the Commission on November 24, 2009, which is incorporated herein by reference).

99.2	Purchase Agreement, dated as of November 24, 2009, between Chrysler Financial and Chrysler Residual Holdco LLC (included in Exhibit 99.2 to the Trust’s Form 8-K, as filed with the Commission on November 24, 2009, which is incorporated herein by reference).